Form 10-Q
period 1995-03-31
GOLD COMPANY OF AMERICA
filed 1995-05-12
CIK 751260

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-10100

                            GOLD COMPANY OF AMERICA
          (The Prudential-Bache/Barrick Gold Acquisition Partnership,
                       a California Limited Partnership)
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                            22-2553065
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                        Identification No.)

199 Water Street, 16th Floor, New York, N.Y.         10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (212) 214-1016
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I--FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                            GOLD COMPANY OF AMERICA
          (The Prudential-Bache/Barrick Gold Acquisition Partnership,
                       a California Limited Partnership)
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,      September 30,
                                                                           1995            1994
- ----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $  386,375      $   459,980
Gold on hand                                                             1,129,144        1,134,902
Due from general partners at liquidation                                   408,600          408,600
                                                                        ----------     -------------
Total assets                                                             1,924,119        2,003,482
                                                                        ----------     -------------
LIABILITIES
Accrued operating and liquidation costs                                    176,502          151,360
                                                                        ----------     -------------
Total liabilities                                                          176,502          151,360
                                                                        ----------     -------------
Net assets                                                              $1,747,617      $ 1,852,122
                                                                        ----------     -------------
                                                                        ----------     -------------
Limited partnership units issued and outstanding                         2,391,099        2,391,099
                                                                        ----------     -------------
                                                                        ----------     -------------
- ----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

- -------------------------------------------------------------------------------------------------
Net assets in liquidation at September 30, 1994                                        $1,852,122
Changes in estimated liquidation values of assets and liabilities                        (104,505)
                                                                                       ----------
Net assets in liquidation at March 31, 1995                                            $1,747,617
                                                                                       ----------
                                                                                       ----------
- -------------------------------------------------------------------------------------------------
                                See notes to financial statements

                            GOLD COMPANY OF AMERICA
          (The Prudential-Bache/Barrick Gold Acquisition Partnership,
                       a California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                          (in process of liquidation)
                                 March 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements for the period ended March 31, 1995 contain all adjustments necessary to fairly present such information subject to the effects of any further liquidation accounting adjustments that might have been required had the current realizable values of assets and the amounts of liabilities been known when the Partnership first changed to the liquidation basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended September 30, 1994.

B. Realization of Assets and Plans for Liquidation

   The Camflo Gold Purchase Agreement for 69,287 ounces of gold was fulfilled in October 1992, and the proved and probable reserves of the Camflo Mine were exhausted in December 1992. During the term of the Partnership, Barrick Minerals (Canada) Inc. (``Barrick Minerals'') (the mine operator) spent significant amounts on exploration to expand reserves at the Camflo Mine. These exploration efforts, individually and as a group, failed to disclose reserves with the ability to extend the life of the mine. In addition, in August 1992 Barrick Minerals retained Micon International (``Micon'') to estimate the remaining reserves at the Camflo Mine and to review the historic exploration for the Camflo Mine. A copy of the report prepared by Micon (the ``Micon Report'') was delivered to the General Partners in October 1992. The Micon Report stated that
(i) the economically mineable reserves at the Camflo Mine would be exhausted in calendar 1992 and (ii) Barrick Minerals has made all reasonable attempts of exploration at the Camflo Mine and the potential for finding a deposit of sufficient size and grade to support a mine under a reasonably predictable gold price was negligible. Consequently, Barrick Minerals closed the mine. The Partnership will not receive any gold under the Camflo Gold Acquisition Agreement beyond the approximately 2,260 ounces (approximately $752,000 upon receipt) received through March 1993.

   In connection with the closure of the Camflo Mine, Barrick Minerals advised the Partnership that it had evaluated various options to maximize the remaining value of the assets at the Camflo Mine to the Partnership. In particular, Barrick Minerals informed the Partnership in October 1992 that it contacted likely candidates who might have been interested in purchasing the Camflo Mine facilities for use in continuing operations and initially concluded that the facilities were not saleable on such a basis. However, in 1993, the shares of Barrick Minerals were sold (subject to assumption of all environmental liabilities. See below.) Consequently, Barrick Minerals advised the Partnership in October 1992 that the best alternative with respect to the Camflo Mine facilities was to disassemble such facilities and realize any value from the residual gold which might be found in the mill and related facilities and obtain the salvage value of any usable equipment. The Micon Report concluded that upon closure of the Camflo Mine the usable equipment would have a gross estimated salvage value of Cdn. $450,000 (approximately U.S. $354,000 at September 30,
1992).

   In addition to the Camflo Mine facilities, Barrick Minerals held certain mining rights in respect of its operations of the Camflo Mine which extended to the Partnership under the gold purchase agreements. Given the prospects for the Camflo Mine, as confirmed in the Micon Report referred to above, Barrick Minerals advised the Partnership in October 1992 that it had determined that such mining rights had no value and, accordingly, Barrick Minerals commenced operations to perform reclamation of the Camflo Mine and to ultimately abandon such mining rights. Given the above, the prospects of the Partnership realizing any value under the Camflo Security Agreements were negligible. In fact, exercising the security interest might have resulted in the Partnership becoming responsible for the reclamation costs of the Camflo Mine, which were estimated by Micon in their report to be approximately Cdn. $2,250,000 (approximately U.S. $1,770,000 at September 30,
1992).

   After considering the foregoing, in January 1993 the General Partners determined that it would be in the best interests of all the partners to terminate the Camflo Gold Acquisition Agreement (including the Camflo Security Agreements and all other security agreements entered into in connection therewith), dissolve the Partnership and distribute the Partnership's remaining assets to the limited partners. As a result of this decision, the financial statements as of September 30, 1992 were adjusted to reflect the Partnership's liquidation basis. The Managing General Partner, on behalf of the Partnership, and Barrick Minerals reached an agreement (the ``Camflo Termination Agreement'') whereby the Partnership released Barrick Minerals from its obligations under the Camflo Gold Acquisition Agreement, the Camflo Security Agreements and all other security agreements entered into in connection therewith in exchange for Barrick Minerals paying to the Partnership $425,000, representing an estimate of the gross salvage value of the remaining assets of the Camflo Mine upon its closure and the residual gold estimated to be recoverable from the mill, net of extraction costs, when dismantled.

   Barrick Minerals informed the Partnership that, subsequent to the date of the determinations stated above, Barrick Minerals was approached by Richmont Mines Inc. (``Richmont''), an unaffiliated third party, regarding the possibility of Richmont acquiring the Camflo Mine's mill facilities, and that after a series of negotiations which began in June 1993, agreement was reached with Richmont on August 4, 1993 providing for the sale to it of all of the shares of Barrick Minerals upon the finalization of the Camflo Termination Agreement. The Partnership was informed by Barrick Minerals that Richmont plans to use the Camflo's mill facilities to process an existing ore body owned by Richmont located within a transportable distance. The Partnership was also informed that Richmont paid a nominal amount for all of the shares of Barrick Minerals and assumed any and all reclamation liabilities relating to the mill facilities. PB Minerals and Barrick Minerals signed the Camflo Termination Agreement as of August 3, 1993. The termination of the relevant agreements became effective on August 12, 1993 upon acknowledgment of receipt by the Partnership of the $425,000 payment by Barrick Minerals.

   In connection with the termination of the Partnership, in February 1993 the Managing General Partner made certain amendments to the Partnership Agreement effective October 1, 1992 so that the allocations made in connection with the Partnership's liquidation would be respected by the Internal Revenue Service, pursuant to regulations adopted by it after the organization of the Partnership. These amendments have the effect of causing any losses incurred in connection with the operations of the Partnership after September 30, 1992, as well as all losses resulting from the termination of the agreements with Barrick Minerals, the dissolution of the Partnership and the distribution of its assets, to be allocated solely to the limited partners. In addition, the amendments cause all distributions after September 30, 1992 to be made exclusively to the limited partners. The amendments result in the allocation of losses to limited partners which may be utilized to offset certain taxable income. Investors should consult their personal tax advisors.

C. Profit and Loss Allocations and Distributions

   Historically, for financial and tax reporting purposes net profits or losses as well as distributions of gold were allocated 92% to the limited partners and 8% to the General Partners. Effective October 1, 1992, the allocation and distribution provisions of the Partnership Agreement were amended in certain respects as described in Note B.

   The capital accounts of the partners reflect their respective capital contributions as adjusted to reflect each partner's share of net income, net loss and distributions computed in accordance with the Partnership Agreement.

   The Partnership Agreement contains an apparent inconsistency in the provisions regarding the General Partners' obligation to restore the deficits in their capital accounts. Under the provision determined by the General Partners to best reflect the business intent of the Partnership Agreement, the General Partners are required to and will pay $408,600 upon the liquidation of the Partnership. Under another provision, the restoration obligation would be significantly greater.

D. Related Parties

   PB Minerals and its affiliates perform services for the Partnership which include but are not limited to: accounting and financial management, asset management, investor communications, printing services and other administration. Costs of approximately $43,000 for the three months ended March 31, 1995 were included in the accruals for winding down and liquidating the Partnership.

   At March 31, 1995, Barrick Management and Prudential Securities Incorporated, an affiliate of PB Minerals, owned 52,049 and 31,419 depositary units, respectively.

E. Commitments and Contingencies

   On or about December 20, 1989 an action captioned Gopman v. Prudential-Bache Securities Inc., Prudential-Bache Minerals and Gold Company of America (89 Civ.
2828) was filed in the United States District Court for the Southern District of Florida. Plaintiff sought recovery pursuant to federal statutes, including
Section 17 of the Securities Act of 1933, Rule 10b-5 under the Securities Exchange Act of 1934 and the Racketeer Influenced and Corrupt Organizations Act (``RICO''), as well as various Florida statutes. On February 18, 1990 plaintiff filed a first amended complaint, seeking, among other things, to convert the case into a class action purportedly on behalf of all Florida persons and entities who had purchased units of the Partnership in the initial offering in November 1984 and their successors in interest. On July 27, 1990 the court granted the motion to compel arbitration of the Gopman claims made by Prudential Securities Incorporated (``PSI''), and directed that the court action proceed against PB Minerals and the Partnership. The court certified the class of Florida purchasers by order dated May 10, 1994.

   By order dated August 3, 1994 the Judicial Panel on Multidistrict Litigation (the ``Panel'') transferred the action to the United States District Court for the Southern District of New York for coordinated and consolidated pretrial proceedings with certain other actions, under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On November 15, 1994, the court ordered that Prudential Securities Incorporated be reinstated as a party defendant in the Gopman action.

   On June 8, 1994 plaintiffs in other federal district court actions that had been transferred by orders of the Panel dated April 14 and May 4, 1994 filed a complaint that consolidated their previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of RICO, fraud, negligent misrepresentation, breach of fiduciary duties, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On December 20, 1994, PSI and PB Minerals, along with various other defendants, moved to dismiss the entire consolidated complaint. That motion is pending. By order dated March 13, 1995 the transferee court dismissed the Partnership as a defendant in the Gopman action without prejudice and without notice to members of the Gopman class. The General Partners and PSI believe they have meritorious defenses to the complaint and intend to vigorously defend themselves in this action. Pursuant to the terms of the Partnership Agreement, the General Partners may be entitled to indemnification for any loss suffered as a result of the consolidated actions, including their attorneys' fees.

F. Subsequent Events

   On April 26, 1995, all of the Partnership's gold on hand was distributed to limited partners who were holders of record on April 1, 1995. The Partnership has retained cash to satisfy its remaining liabilities. Any cash not needed will be distributed to limited partners. The record date for investors who will be entitled to receive liquidating distributions in subsequent calendar quarters will be the first day of each such quarter.

                            GOLD COMPANY OF AMERICA
          (The Prudential-Bache/Barrick Gold Acquisition Partnership,
                       a California Limited Partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                          (in process of liquidation)
                                 March 31, 1995

Liquidity and Capital Resources

   In January 1993 the General Partners determined that it would be in the best interests of all the partners to terminate the Camflo Gold Acquisition Agreement (including the Camflo Security Agreements and all other security agreements entered into in connection therewith), dissolve the Partnership and distribute the Partnership's remaining assets to the limited partners. The Managing General Partner, on behalf of the Partnership, and Barrick Minerals reached an agreement (the ``Camflo Termination Agreement'') whereby the Partnership released Barrick Minerals from its obligations under the Camflo Gold Acquisition Agreement, the Camflo Security Agreements and all other security agreements entered into in connection therewith in exchange for Barrick Minerals paying to the Partnership $425,000, which represented an estimate of the gross salvage value of the remaining assets of the Camflo Mine upon its closure and the residual gold estimated to be recoverable from the mill, net of extraction costs, when dismantled. PB Minerals and Barrick Minerals signed the Camflo Termination Agreement as of August 3, 1993. The termination of the relevant agreements became effective on August 12, 1993 upon acknowledgement of receipt by the Partnership of the $425,000 payment by Barrick Minerals.

   The Partnership Agreement contains an apparent inconsistency in the provisions regarding the General Partners' obligation to restore the deficits in their capital accounts. Under the provision determined by the General Partners to best reflect the business intent of the Partnership Agreement, the General Partners are required to and will pay $408,600 upon the liquidation of the Partnership. Under another provision, the restoration obligation would be significantly greater.

   The Partnership had approximately 2,879 ounces of gold on hand valued at the March 31, 1995 COMEX price of $392.20 per ounce. The decrease in the price of gold since September 30, 1994 caused the liquidation value of the net assets of the Partnership to decrease by approximately $5,800 from September 30, 1994. In addition, estimated net liquidation costs to be incurred of approximately $104,350 were accrued. Cash equivalents contributed interest of approximately $5,600.

   On April 26, 1995, all of the Partnership's gold on hand was distributed to limited partners who were holders of record on April 1, 1995. The Partnership has retained cash to satisfy its remaining liabilities. Any cash not needed will be distributed to limited partners. The record date for investors who will be entitled to receive liquidating distributions in subsequent calendar quarters will be the first day of each such quarter.

Results of Operations

   As a result of the Partnership's adopting liquidation accounting in accordance with generally accepted accounting principles as of September 30, 1992 there are no results of operations to report.

Other

   In connection with the anticipated termination of the Partnership, in February 1993 the Managing General Partner made certain amendments to the Partnership Agreement effective October 1, 1992 so that the allocations made in connection with the Partnership's liquidation would be respected by the Internal Revenue Service pursuant to regulations adopted by it after the organization of the Partnership. These amendments have the effect of causing any losses incurred in connection with the operations of the Partnership after September 30, 1992, as well as all losses resulting from the termination of the agreements with Barrick Minerals, the dissolution of the Partnership and the distribution of its assets, to be allocated solely to the limited partners. In addition, the amendments cause all distributions after September 30, 1992 to be made exclusively to the limited partners. The amendments result in the allocation of losses to limited partners which may be utilized by the limited partners to offset certain taxable income. Investors should consult their personal tax advisors.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits

            Description:

            4.1 Depositary Agreement dated as of November 27, 1984 by and between the Registrant, Prudential-Bache Investor Services Corporation, Prudential-Bache Minerals Inc. and The Bank of New York (filed as an exhibit to Registration Statement on Form 8-A filed with the Commission of February 14, 1985 and incorporated herein by reference)

            4.2 The Registrant's Amended and Restated Partnership Agreement
                dated as of November 21, 1984 (filed as an exhibit to Registration Statement No. 2-92710 dated November 21, 1984 and incorporated herein by reference)

             4.3 Amendment to Amended and Restated Partnership Agreement
                 dated as of February 12, 1993 (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended
                 December 31, 1992 and incorporated herein by reference)

             4.4 Camflo Termination Agreement dated as of August 3,
                 1993 (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference)

         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD COMPANY OF AMERICA

(The Prudential-Bache/Barrick Gold Acquisition Partnership,
A California Limited Partnership)

By: Prudential-Bache Minerals Inc.
    A Delaware corporation, General Partner
     By: /s/ Barbara J. Brooks                    Date: May 12, 1995
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance, Chief Financial
     Officer, and Treasurer

By: Barrick Management Corporation
    A Delaware corporation, General Partner
     By: /s/ Gregory C. Wilkins                   Date: May 12, 1995
     ----------------------------------------
     Gregory C. Wilkins
     Vice President, Chief Financial Officer,
     Treasurer, Secretary and Director