Form 10-K/A
period 1994-09-30
GOLD COMPANY OF AMERICA
filed 1995-06-30
CIK 751260

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________________ to ______________________

Commission file number 0-10100

                            GOLD COMPANY OF AMERICA
          (The Prudential-Bache/Barrick Gold Acquisition Partnership,
                       a California Limited Partnership)
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                               22-2553065
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification No.)

199 Water Street, New York, N.Y.                         10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
       None                                               None
- ------------------------------     ---------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                  Depositary Units representing an assignment
                      of the economic rights attributable
                        to Limited Partnership Interests
- --------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ CK ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Limited Partners for the year ended September 30, 1994 is incorporated by reference into Parts I, II and III of this annual report on Form 10-K/A.

                              Index to exhibits can be found on pages 11 and 12.

                            GOLD COMPANY OF AMERICA
                 (The Prudential-Bache/Barrick Gold Acquisition
                 Partnership, a California Limited Partnership)
                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              -----
PART I
Item  1     Business........................................................................     3
Item  2     Properties......................................................................     6
Item  3     Legal Proceedings...............................................................     6
Item  4     Submission of Matters to a Vote of Unit Holders.................................     6
PART II
Item  5     Market for the Registrant's Depositary Units and Related Unit Holder Matters....     7
Item  6     Selected Financial Data.........................................................     7
Item  7     Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................     8
Item  8     Financial Statements and Supplementary Data.....................................     8
Item  9     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................     8
PART III
Item 10     Directors and Executive Officers of the Registrant..............................     8
Item 11     Executive Compensation..........................................................     9
Item 12     Security Ownership of Certain Beneficial Owners and Management..................    10
Item 13     Certain Relationships and Related Transactions..................................    10
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            Financial Statements and Financial Statement Schedules..........................    11
            Exhibits........................................................................    11
            Reports on Form 8-K.............................................................    12
SIGNATURES..................................................................................    13

                                     PART I

Item 1. Business

General

   Gold Company of America (the Prudential-Bache/Barrick Gold Acquisition Partnership, a California Limited Partnership) (the ``Registrant'') was formed on August 9, 1984 with a termination date of December 31, 2034, unless terminated sooner under the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement'') (see below ). The Registrant was formed to take delivery of gold under gold purchase agreements and to distribute this gold to its partners. On November 27, 1984, the Registrant completed an offering of depositary units representing an assignment of the economic rights attributable to limited partnership interests (``depositary units'') and raised $46,940,180 (after quantity discounts) from the sale of 2,391,099 depositary units. The Registrant's fiscal year for book and tax purposes ends on September 30.

   The general partners of the Registrant are Prudential-Bache Minerals Inc. (``Prudential-Bache Minerals'') (the ``Managing General Partner'') and Barrick Management Corporation (``Barrick Management'') (collectively, the ``General Partners''). Prudential-Bache Minerals is an affiliate of Prudential Securities Incorporated (``PSI''), and both are wholly-owned subsidiaries of Prudential Securities Group Inc. (``PSGI''). Barrick Management is an indirect subsidiary of American Barrick Resources Corporation (``Barrick''). For the reasons set forth below, the General Partners have determined to dissolve the Registrant and to distribute its remaining assets when claims against those assets are resolved.

   In January 1985, the Registrant's operations commenced upon entering into two agreements for the purchase of gold (the Camflo Gold Purchase Agreement and the Camflo Gold Acquisition Agreement) for an aggregate purchase price of $40,126,534 (not including acquisition fees), each providing for the purchase of a specified number of ounces of gold from Barrick Minerals (Canada) Inc. (``Barrick Minerals''), formerly an affiliate of Barrick Management and now wholly owned by Richmont Mines Inc., an unaffiliated third party.

   The Camflo Gold Purchase Agreement provided for the purchase of 69,287 ounces of gold by the Registrant. A portion of the number of ounces purchased was delivered each month in accordance with an agreed formula based upon (i) the prevailing monthly price of gold during the second month prior to delivery and
(ii) the purchase price paid for the gold under the agreement.

   The Camflo Gold Acquisition Agreement provided for the purchase of 326,438 ounces of gold by the Registrant. Deliveries under this agreement commenced upon completion of the Camflo Gold Purchase Agreement in October 1992.

   The Camflo Mine, an underground gold mine located between the towns of Malartic and Val d'Or, Quebec, is owned by Barrick Minerals. It was operated continuously by Barrick Minerals from 1965 until its closure in December 1992 and employed approximately 125 full-time employees. The Camflo Mine property comprises 683 acres which were held by way of a mining lease, a mining concession and eleven mining claims. The mine consisted of a 104-foot steel headframe, a 10-foot hoist, an office building, compressor room, crusher house, mine change house, shop, assay office, warehouse, a 1,300 ton-per day capacity mill and a refinery.

   Ore was mined using the economical open long hole stope and rib and pillar mining methods made possible by the strength and competency of the rock formation. At a depth beginning below the 2,100 foot level, the main ore body extended onto the property of Republic Goldfields Inc. (``Republic'') which is immediately north of the Camflo Mine property. A May 1980 agreement (the ``Republic Agreement'') provided for the mining of the Republic ore body and processing of ore through the Camflo mill. In consideration for this, Barrick Minerals received 40% of the profits derived from the operation, which supported its gold deliveries to the Registrant.

   The following table summarizes certain production and other operating information for the periods indicated for the Camflo Mine, adjusted to reflect Camflo's 40% interest in the Republic production for the years ended September 30:

                                                1994        1993        1992        1991        1990
- ------------------------------------------------------------------------------------------------------
Total tons of Camflo ore milled plus 40% of
  Republic                                         N/A      73,793     283,110     302,052     307,516
Average millhead grade
  (ounces per ton)                                 N/A       0.155       0.119       0.090       0.084
Mill recovery rate (%)                             N/A        95.5        94.3        93.0        91.4
Ounces produced                                    N/A      10,919      31,922      25,159      23,325
Cost per ton milled (Cdn $)                        N/A       19.50       26.69       31.02       27.22
Cost per ounce produced (U.S. $) (1)               N/A         103         201         324         307

(1) Exclusive of resource taxes and depreciation

   The following table sets forth certain selected financial information pertaining to the Camflo Mine inclusive of 40% of Republic production for the years ended September 30:

                                                1994        1993        1992        1991        1990
- ------------------------------------------------------------------------------------------------------
                                                        (in thousands, except per unit data)
Average gold price
  received per ounce (U.S. $)                      N/A    $    344    $    349    $    368    $    386
                                              --------    --------    --------    --------    --------
                                              --------    --------    --------    --------    --------
Bullion production
  revenue (Cdn $)                                  N/A    $  3,758    $ 13,449    $ 12,932    $ 10,511
Operating costs exclusive of Quebec mining
  resource taxes and depreciation (Cdn $)          N/A       1,439       7,555       9,370       8,382
Development and
  capital expenditures
  (Cdn $)                                          N/A          --          --         233       1,039
                                              --------    --------    --------    --------    --------
                                                   N/A    $  2,319    $  5,894    $  3,329    $  1,090
                                              --------    --------    --------    --------    --------
                                              --------    --------    --------    --------    --------

   Since the primary purpose of the Registrant was to take delivery of gold under gold purchase agreements and to distribute gold to its partners, industry segment information is not relevant.

   As security for the performance by Barrick Minerals of its obligations under the gold purchase agreements, Barrick Minerals created a security interest in favor of the Registrant. The security agreements provided for a security interest in the real and personal property of Barrick Minerals relating to the Camflo Mine, including any proceeds to which Barrick Minerals was entitled under the Republic Agreement (all of which have been received); however, the security interest did not attach to any asset of Republic. The Registrant's security interest was subordinated to indebtedness incurred by Barrick Minerals for capital expenditures, working capital, development expenses, plant expansion and acquisition of additional mining claims.

   The Camflo Gold Purchase Agreement for 69,287 ounces of gold was fulfilled in October 1992 and the proved and probable reserves of the Camflo Mine were exhausted in December 1992. During the term of the Registrant, Barrick Minerals spent significant amounts on exploration to expand reserves at the Camflo Mine. These exploration efforts, individually and as a group, failed to disclose reserves with the ability to extend the life of the mine. In addition, in August 1992 Barrick Minerals retained Micon International (``Micon'') to estimate the remaining reserves at the Camflo Mine and to review the historic exploration for the Camflo Mine. A copy of the report prepared by Micon (the ``Micon Report'') was delivered to the General Partners in October 1992. The Micon Report stated that (i) the economically mineable reserves at the Camflo Mine would be exhausted in calendar 1992 and (ii) Barrick Minerals had made all reasonable attempts of exploration at the Camflo Mine and the potential for finding a deposit of sufficient size and grade to support a mine under a reasonably predictable gold price was negligible. Consequently, Barrick Minerals has closed the mine. The Registrant will not receive any gold under the Gold Acquisition Agreement beyond approximately 2,260 ounces (approximately $752,000 upon receipt) received through March 1993.

   In connection with the closure of the Camflo Mine, Barrick Minerals advised the Registrant that it had evaluated various options to maximize the remaining value of the assets at the Camflo Mine to the Registrant. In particular, Barrick Minerals informed the Registrant in October 1992 that it contacted likely candidates who might have been interested in purchasing the Camflo Mine facilities for use in continuing operations and initially concluded that the facilities were not saleable on such a basis. However, in 1993, the shares of Barrick Minerals were sold (subject to assumption of all environmental liabilities. See below.) Consequently, Barrick Minerals advised the Registrant in October 1992 that the best alternative with respect to the Camflo Mine facilities was to disassemble such facilities and realize any value from the residual gold which might be found in the mill and related facilities and obtain the salvage value of any usable equipment. The Micon Report concluded that upon closure of the Camflo Mine the usable equipment would have a gross estimated salvage value of Cdn. $450,000 (approximately U.S. $354,000 at September 30,
1992).

   In addition to the Camflo Mine facilities, Barrick Minerals held certain mining rights in respect of its operations of the Camflo Mine which extended to the Registrant under the gold purchase agreements. Given the prospects for the Camflo Mine, as confirmed in the Micon Report referred to above, Barrick Minerals advised the Registrant in October 1992 that it had determined that such mining rights had no value and, accordingly, Barrick Minerals commenced operations to perform reclamation of the Camflo Mine and to ultimately abandon such mining rights. Given the above, the prospects of the Registrant realizing any value under the Camflo Security Agreements were negligible. In fact, exercising the security interest might have resulted in the Registrant becoming responsible for the reclamation costs of the Camflo Mine, which were estimated by Micon in their report to be approximately Cdn. $2,250,000 (approximately U.S. $1,770,000 at September 30, 1992).

   After considering the foregoing, in January 1993 the General Partners determined that it would be in the best interest of all the partners to terminate the Camflo Gold Acquisition Agreement (including the Camflo Security Agreements and all other security agreements entered into in connection therewith), dissolve the Registrant and distribute the Registrant's remaining assets to the limited partners. As a result of this decision, the financial statements as of September 30, 1992 were adjusted to reflect the Registrant's liquidation basis. The Managing General Partner, on behalf of the Registrant, and Barrick Minerals reached an agreement (the ``Camflo Termination Agreement'') whereby the Registrant released Barrick Minerals from its obligations under the Camflo Gold Acquisition Agreement, the Camflo Security Agreements and all other security agreements entered into in connection therewith in exchange for Barrick Minerals paying to the Registrant $425,000, which represented an estimate of the gross salvage value of the remaining assets of the Camflo Mine upon its closure and the residual gold estimated to be recoverable from the mill, net of extraction costs, when dismantled.

   Barrick Minerals informed the Registrant that, subsequent to the date of the determinations stated above, Barrick Minerals was approached by Richmont Mines Inc. (``Richmont''), an unaffiliated third party, regarding the possibility of Richmont acquiring the Camflo Mine's mill facilities, and that after a series of negotiations which began in June 1993, agreement was reached with Richmont on August 4, 1993 providing for the sale to it of all of the shares of Barrick Minerals upon the finalization of the Camflo Termination Agreement. The Registrant was informed by Barrick Minerals that Richmont plans to use the Camflo's mill facilities to process an existing ore body owned by Richmont located within a transportable distance. Richmont paid a nominal amount for all of the shares of Barrick Minerals and assumed any and all reclamation liabilities relating to the mill facilities. PB Minerals and Barrick Minerals signed the Camflo Termination Agreement as of August 3, 1993. The termination of the relevant agreements became effective on August 12, 1993 upon acknowledgment of receipt by the Registrant of the $425,000 payment by Barrick Minerals.

   In connection with the termination of the Registrant, in February 1993 the Managing General Partner made certain amendments to the Partnership Agreement effective October 1, 1992 so that the allocations made in connection with the Registrant's liquidation would be respected by the Internal Revenue Service, pursuant to regulations adopted by it after the organization of the Registrant. These amendments had the effect of causing any losses incurred in connection with the operations of the Registrant after September 30, 1992, as well as all losses resulting from the termination of the agreements with Barrick Minerals, the dissolution of the Registrant and the distribution of its assets, to be allocated solely to the limited partners. In addition, the amendments cause all distributions after September 30, 1992 to be made exclusively to the limited partners. The amendments result in the allocation of losses to limited partners which may be utilized to offset certain taxable income. Investors should consult their personal tax advisors. (See Note B to the financial statements in the Registrant's Annual Report to Unit Holders for the year ended September 30, 1994 (``Registrant's Annual Report'') which is filed as an exhibit hereto.)

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by Prudential-Bache Minerals and its affiliates pursuant to the Partnership Agreement. Prudential-Bache Minerals may receive compensation and reimbursement of expenses in connection with such activities as described in section 10.1 of the Partnership Agreement. (See Notes C and E to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.)

Partners' Obligations

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

Other Information

   On October 21, 1993, an affiliate of the Managing General Partner, Prudential Securities Incorporated (``PSI''), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interests of the Partnership, during the period 1980 through 1990. The settlement has no impact on the Registrant itself.

   On October 27, 1994, PSI entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

Item 2. Properties

   None.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note F to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unit Holders

   None.

                                    PART II

Item 5. Market for the Registrant's Depositary Units and Related Unit Holder Matters

   As of September 30, 1994, there were 2,967 holders of record owning 2,391,099 depositary units. The Registrant's depositary units were listed on the Boston Stock Exchange (BSE) under the GCA symbol until September 30, 1994 when the depositary units were delisted because the Registrant's assets no longer met BSE's minimum requirements; however, the limited partnership interests themselves were not listed. There is no established trading market for the limited partnership interests, and there is no expectation that one will be established in the future. The depositary units were also traded on the NASDAQ over-the-counter reporting system until September 25, 1992 when the depositary units were delisted because the Registrant's assets no longer met NASDAQ's minimum required level of $2 million. The Registrant's depositary units can still be traded in the over-the-counter market. The high and low bid price on BSE and NASDAQ for each quarterly period in the two most recent fiscal years is as follows:

                          1994        1994            1993        1993
                          High         Low            High         Low
                      --------     -------        --------     -------
1st quarter               9/16        3/16            9/16        1/64
2nd quarter               5/16         1/8            9/16         1/8
3rd quarter              13/50        3/16             3/4         1/4
4th quarter               5/16        3/16             3/4        3/16

   The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

   As of September 30, 1994, there have not been any cash distributions. For the fiscal year ended September 30, 1992, gold was distributed to the Unit Holders as follows:

Gold Distribution for Quarter
Ended                                    Distribution Date          Gold Per Unit in Ounces
- -------------------------------        ---------------------        -----------------------
December 31,1991                       February 28, 1992                    .00075
March 31, 1992                         May 29, 1992                         .00072
June 30, 1992                          August 31, 1992                      .00057
September 30, 1992                     November 30, 1992                    .00057

   No gold has been distributed since November 30, 1992.

   There are no material restrictions upon the Registrant's ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement or in the Partnership Agreement as amended. In 1992 distributions were reduced to meet current and future working capital needs. For further discussion, see Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto, incorporated by reference to the Registrant's Annual Report which is filed as an exhibit hereto. The data presented for the year ended September 30, 1992 include the effects of reporting on the liquidation basis of accounting. (See Note B to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto.)

                                                            Year Ended September 30,
                                       ------------------------------------------------------------------
                                          1994         1993         1992          1991           1990
                                       ----------   ----------   ----------   ------------   ------------
Gold revenue                              N/A          N/A       $3,033,006   $  3,240,559   $  3,453,038
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------
Adjustments to reflect liquidation
  basis                                $    8,136   $   32,656   $  939,339             --             --
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------
Net loss                                  N/A          N/A       $ (354,694)* $   (554,459)  $(11,039,425)*
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------

                                                            Year Ended September 30,
                                       ------------------------------------------------------------------
                                          1994         1993         1992          1991           1990
                                       ----------   ----------   ----------   ------------   ------------
Allocation of net loss:
  Limited partners                        N/A          N/A       $ (326,318)  $   (510,102)  $(10,156,271)
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------
  General partners                        N/A          N/A       $  (28,376)  $    (44,357)  $   (883,154)
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------
  Net loss per limited partnership
     unit                                 N/A          N/A       $     (.14)  $       (.21)  $      (4.32)
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------
Total assets                           $2,003,482   $2,013,986   $2,720,524*  $  5,200,554   $  8,822,377*
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------
Distribution of gold per unit in
  ounces                                  N/A            .0006        .0028          .0032          .0032
                                       ----------   ----------   ----------   ------------   ------------
                                       ----------   ----------   ----------   ------------   ------------

*Reflects writedowns of the Investment in Gold Contracts of $794,105 and $10,178,874 for 1992 and 1990, respectively.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 12 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 3 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or officers of the Registrant. The Registrant is managed by the General Partners.

   Under the securities laws of the United States, the General Partners' directors, its executive officers, and any persons holding more than ten percent of a class of its depositary units are required to report their initial ownership of such depositary units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Executive officers, directors and greater than ten percent depositary unit holders are required by Securities and Exchange Commission regulations to furnish the Partnership with copies of all Forms 3, 4 and 5 they file. Specific due dates for these reports have been established, and the Partnership is required to disclose any failure to file by these dates. All of these requirements were satisfied. In making these disclosures, the Partnership has relied solely on written representations of the General Partners' directors and executive officers, unit holders and copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Minerals Inc.

   The directors and executive officers of Prudential-Bache Minerals Inc. and their positions with Prudential-Bache Minerals Inc. are as follows:

Name                            Position
James M. Kelso                  President, Chairman of the Board of Directors and
                                  Director
Barbara J. Brooks               Vice President - Finance, Chief Financial Officer
                                  and Treasurer
Frank W. Giordano               Director
Nathalie P. Maio                Director

   JAMES M. KELSO, age 40, is the President, Chairman of the Board of Directors, and Director of Prudential-Bache Minerals Inc. He is a Senior Vice President of Prudential Securities Incorporated. Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined Prudential Securities Incorporated in July 1981. Prior to joining Prudential Securities Incorporated, Mr. Kelso was with Arthur Andersen & Co. for three years in the regulated industry division. Mr. Kelso is a certified public accountant.

   BARBARA J. BROOKS, age 46, is the Vice President-Finance, Chief Financial Officer, and Treasurer of Prudential-Bache Minerals Inc. She is a Senior Vice President of Prudential Securities Incorporated. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within Prudential Securities Incorporated since 1983. Ms. Brooks is a certified public accountant.

   FRANK W. GIORDANO, age 52, is a Director of Prudential-Bache Minerals Inc. He is a Senior Vice President of Prudential Securities Incorporated and General Counsel of Prudential Mutual Fund Management. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with Prudential Securities Incorporated since July 1967 and for more than five years prior to July 1984 was a Deputy General Counsel.

   NATHALIE P. MAIO, age 44, is a Director of Prudential-Bache Minerals Inc. She is a Senior Vice President and Deputy General Counsel of Prudential Securities Incorporated (``PSI'') and supervises virtually all the non-litigation legal work for PSI, including all of the PSI Law Department's corporate and marketing-review activity. She joined PSI's Law Department in 1983; presently, she also serves in numerous capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Barrick Management Corporation

   The directors and executive officers of Barrick Management Corporation and their positions with Barrick Management Corporation are as follows:

Name                            Position
David H. Gilmour                President and Director
Robert M. Smith                 Executive Vice President, Mining and Director
Gregory C. Wilkins              Vice President, Chief Financial Officer, Treasurer,
                                  Secretary and Director

   DAVID H. GILMOUR, age 63, has been President and Director of Barrick Management Corporation from August 1984. He has been a Director of American Barrick Resources Corporation since 1984.

   ROBERT M. SMITH, age 62, has been Executive Vice President, Mining of Barrick Management Corporation since August 1984 and Director from January 16, 1990. He has been President and Chief Operating Officer of American Barrick Resources Corporation since September 1987; prior to September 1987 he was Chief Operating Officer of Barrick and prior to March 1987, he was Executive Vice-President, Mining and Chief Operating Officer of Barrick.

   GREGORY C. WILKINS, age 38, has been Vice President, Chief Financial Officer, Treasurer, Secretary and Director since April 17, 1990. He was Executive Vice President and Chief Financial Officer of American Barrick Resources Corporation since April 1990 and was appointed Executive Director, Office of the Chairman, in September 1993. From June 1987 to April 1990 he was Senior Vice President, Finance of Barrick; prior to June 1987 he was Vice President and Controller of Barrick.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain officers and directors of the General Partners receive compensation from the General Partners and their affiliates, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, as discussed in Item 13 below, the Registrant may compensate the General Partners and their affiliates for services provided on behalf of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   No director or officer of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of September 30, 1994 no director or officer of the General Partners owns directly or beneficially any of the depositary units issued by the Registrant.

   As of September 30, 1994 Jack Russo beneficially owns 149,500 depositary units of the Registrant which represents 6.25% of total depositary units as of that date.

   As of September 30, 1994 Barrick Management beneficially owns 52,049 depositary units of the Registrant at a cost of $1,000,000 which represents 2.2 percent of total depositary units as of that date.

         Title                     Name and Address of              Amount and Nature of       Percent of
       of Class                     Beneficial Owner                Beneficial Ownership         Class
- -----------------------    -----------------------------------    -------------------------    ----------
Depositary units           Jack Russo                             149,500 depositary units        6.25%
                           20 Sheppard Dr.
                           Montvale, NJ 07645
Depositary units           Barrick Management Corporation         52,049 depositary units          2.2%
                           24 Hazelton Avenue
                           Toronto, Ontario, Canada M5R 2E2

Item 13. Certain Relationships and Related Transactions

   The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or executive officers of the General Partners.

   Reference is made to Notes A, B, C and E to the financial statements in the Registrant's Annual Report which is incorporated by reference and filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties, the amounts paid or payable for their services and amendments to the Partnership Agreement affecting certain allocations among partners.

                                    PART IV

                                                                                            Page
                                                                                           Number
                                                                                           -------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)    1. Financial Statements and Independent Auditors' Report--Incorporated by
          reference to the Registrant's Annual Report which is filed as an exhibit hereto
          Independent Auditors' Report                                                          2
          Financial Statements:
          Statements of Net Assets (in process of liquidation)--September 30, 1994 and
          1993                                                                                  3
          Statements of Changes in Net Assets (in process of liquidation)--Years ended
          September 30, 1994 and 1993                                                           3
          Statement of Operations--Year ended September 30, 1992                                4
          Statement of Changes in Partners' Capital--Year ended September 30, 1992              4
          Statement of Cash Flows--Year ended September 30, 1992                                5
          Notes to Financial Statements                                                         6
       2. Financial Statement Schedules--All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
       3. Exhibits
          Description:
            3.1 The Registrant's Amended and Restated Partnership Agreement dated as of
                November 21, 1984.*
            4.1 Depositary Agreement dated as of November 27, 1984 by and between the
                Registrant, Prudential-Bache Investor Services Corporation,
                Prudential-Bache Minerals, Inc. and The Bank of New York.**
            4.2 The Registrant's Amended and Restated Partnership Agreement dated as of
                November 21, 1984 (filed as an exhibit to Registration Statement No.
                2-92710 dated November 21, 1984 and incorporated herein by reference).
            4.3 Amendment to Amended and Restated Partnership Agreement dated as of Feb-
                ruary 12, 1993 (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1992 and incorporated herein by reference).
            4.4 Camflo Termination Agreement dated as of August 3, 1993 (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30,
                1993 and incorporated herein by reference).
           10.1 Camflo Gold Purchase Agreement, Camflo Gold Purchase Security Agreement,
                Camflo Gold Acquisition Agreement, Camflo Gold Acquisition Security
                Agreement, all by and between the Registrant and Barrick Minerals
                (Canada) Inc., and all dated as of December 31, 1984.**
           10.2 Conflicts Resolution Agreement, dated January 2, 1985 by and between the
                Registrant and Barrick Resources Corporation.***

           10.3 Agreement dated January 2, 1985 between Registrant and Barrick Minerals
                (Canada) Inc. regarding the Royalty Agreement, specifically revision and satisfaction of terms thereof.***
           10.4 Assignment Agreement dated as of December 31, 1984 between Barrick
                Minerals (Canada) Inc., as (``Assignor'') and the Registrant as Assignee
                with respect to all proceeds under a Contract dated May 28, 1980 between
                Barrick Resources Corporation and Malartic Hygrade Gold Mines (Canada)
                Ltd. which has been assigned by Barrick Resources Corporation to
                Assignor.***
           10.5 Indemnity Agreement, dated January 2, 1985, regarding indemnification by
                Barrick Resources Corporation of Registrant for any claims, demands, costs, etc. with respect to the Camflo Assets.***
           10.6 Pledge Agreement dated December 31, 1984 between Barrick Minerals
                (Canada) Inc. and the Registrant regarding Debenture No. 1.***
           10.7 Pledge Agreement dated December 31, 1984 between Barrick Minerals
                (Canada) Inc. and the Registrant regarding Debenture No. 2.***
           13.1 Annual Report to Unit Holders for the year ended September 30, 1994.****
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

- --------------------------------------------------------------------------------

  *Filed as an exhibit to Amendment No. 3 to Form S-1 Registration Statement
   (No. 2-92710) and incorporated herein by reference.

 **Filed as an exhibit to Registration Statement on Form 8-A and incorporated herein by reference.

 ***Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended September 30, 1985 and incorporated herein by reference.

****Filed herewith. (With the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K/A, no other information or data appearing in the 1994 Annual Report to Limited Partners is to be deemed filed as part of this report.)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD COMPANY OF AMERICA
(The Prudential-Bache/Barrick Gold Acquisition Partnership, a California Limited Partnership)

By: Prudential-Bache Minerals Inc.
    A Delaware corporation, General Partner
     By: /s/ Barbara J. Brooks                                           Date: June   , 1995
     -----------------------------------------------------------------
     Barbara J. Brooks
     Vice President-Finance, Chief Financial Officer and Treasurer

By: Barrick Management Corporation
    A Delaware corporation, General Partner
     By: /s/ Gregory C. Wilkins                                          Date: June   , 1995
     -----------------------------------------------------------------
     Gregory C. Wilkins
     Vice President, Chief Financial Officer,
     Treasurer, Secretary and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By Prudential-Bache Minerals Inc.
    A Delaware corporation, General Partner

     By: /s/ James M. Kelso                                              Date: June   , 1995

     -----------------------------------------------------------------
     James M. Kelso
     President, Chairman of the Board of Directors and Director
     (Principal Executive Officer)
     By: /s/ Barbara J. Brooks                                           Date: June   , 1995
     -----------------------------------------------------------------
     Barbara J. Brooks
     Vice President--Finance, Chief Financial Officer and Treasurer
     By: /s/ Frank W. Giordano                                           Date: June   , 1995
     -----------------------------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                                            Date: June   , 1995
     -----------------------------------------------------------------
     Nathalie P. Maio
     Director

By: Barrick Management Corporation
    A Delaware corporation, General Partner
     By: /s/ David H. Gilmour                                            Date: June   , 1995
     -----------------------------------------------------------------
     David H. Gilmour
     President and Director
     By: /s/ Robert M. Smith                                             Date: June   , 1995
     -----------------------------------------------------------------
     Robert M. Smith
     Executive Vice President, Mining and Director
     By: /s/ Gregory C. Wilkins                                          Date: June   , 1995
     -----------------------------------------------------------------
     Gregory C. Wilkins
     Vice President, Chief Financial Officer,
     Treasurer, Secretary and Director