Form 10-K/A
period 1994-09-30
GOLD COMPANY OF AMERICA
filed 1995-07-03
CIK 751260

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

GOLD COMPANY OF AMERICA
(The Prudential-Bache/Barrick Gold Acquisition Partnership, a California Limited Partnership)

By: Prudential-Bache Minerals Inc.
    A Delaware corporation, General Partner
     By: /s/ Barbara J. Brooks                                           Date: June 30, 1995
     -----------------------------------------------------------------
     Barbara J. Brooks
     Vice President-Finance, Chief Financial Officer and Treasurer

By: Barrick Management Corporation
    A Delaware corporation, General Partner
     By: /s/ Gregory C. Wilkins                                          Date: June 30, 1995
     -----------------------------------------------------------------
     Gregory C. Wilkins
     Vice President, Chief Financial Officer,
     Treasurer, Secretary and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By Prudential-Bache Minerals Inc.
    A Delaware corporation, General Partner

     By: /s/ James M. Kelso                                              Date: June 30, 1995

     -----------------------------------------------------------------
     James M. Kelso
     President, Chairman of the Board of Directors and Director
     (Principal Executive Officer)
     By: /s/ Barbara J. Brooks                                           Date: June 30, 1995
     -----------------------------------------------------------------
     Barbara J. Brooks
     Vice President--Finance, Chief Financial Officer and Treasurer
     By: /s/ Frank W. Giordano                                           Date: June 30, 1995
     -----------------------------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                                            Date: June 30, 1995
     -----------------------------------------------------------------
     Nathalie P. Maio
     Director

By: Barrick Management Corporation
    A Delaware corporation, General Partner
     By: /s/ David H. Gilmour                                            Date: June 30, 1995
     -----------------------------------------------------------------
     David H. Gilmour
     President and Director
     By: /s/ Robert M. Smith                                             Date: June 30, 1995
     -----------------------------------------------------------------
     Robert M. Smith
     Executive Vice President, Mining and Director
     By: /s/ Gregory C. Wilkins                                          Date: June 30, 1995
     -----------------------------------------------------------------
     Gregory C. Wilkins
     Vice President, Chief Financial Officer,
     Treasurer, Secretary and Director